Form 10-K
period 2023-12-31
GS Mortgage Securities Trust 2020-GC45
filed 2024-03-19
CIK 1798388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 560 Mission Street Mortgage Loan, The Shoppes at Blackstone Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Harvey Building Products Mortgage Loan, the 19100 Ridgewood Mortgage Loan and the Cobb Place Mortgage Loan and the general special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to May 10, 2023, the Harvey Building Products Mortgage Loan prior to May 5, 2023 and the 19100 Ridgewood Mortgage Loan prior to May 8, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the general special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after May 10, 2023, the Harvey Building Products Mortgage Loan on and after May 5, 2023 and the 19100 Ridgewood Mortgage Loan on and after May 8, 2023. As a result, K-Star Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by K-Star Asset Management LLC in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the primary servicer of the 1633 Broadway Mortgage Loan, the Bellagio Hotel and Casino Mortgage Loan and the 650 Madison Avenue Mortgage Loan, the primary servicer and special servicer of the Parkmerced Mortgage Loan and the special servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Starwood Industrial Portfolio Mortgage Loan, the 650 Madison Avenue Mortgage Loan, the Bellagio Hotel and Casino Mortgage Loan, the 1633 Broadway Mortgage Loan, The Shoppes at Blackstone Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the 560 Mission Street Mortgage Loan and the Cobb Place Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023, CWCapital Asset Management LLC as special servicer of the Starwood Industrial Portfolio Mortgage Loan, LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023, 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 and Citibank, N.A., as custodian of the 650 Madison Avenue Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023, CWCapital Asset Management LLC as special servicer of the Starwood Industrial Portfolio Mortgage Loan, Situs Holdings, LLC as special servicer of the Bellagio Hotel and Casino Mortgage Loan and the 1633 Broadway Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of The Shoppes at Blackstone Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Cobb Place Mortgage Loan and LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 and 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.18         Co-Lender Agreement, dated as of December 5, 2019, by and among Barclays Bank PLC, as Note A-1 Holder, Citi Real Estate Funding Inc., as Note A-2 Holder, Barclays Bank PLC, as Note A-3 Holder, Citi Real Estate Funding Inc., as Note A-4 Holder, Barclays Bank PLC, as Note A-5 Holder, Citi Real Estate Funding Inc., as Note A-6 Holder, Barclays Bank PLC, as Note A-7 Holder, Citi Real Estate Funding Inc., as Note A-8 Holder, Barclays Bank PLC, as Note B-1 Holder, Citi Real Estate Funding Inc., as Note B-2 Holder, Barclays Capital Real Estate Inc., as Note C-1 Holder, and Citi Real Estate Funding Inc., as Note C-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on January 30, 2020 under Commission File No. 333-226082-06 and incorporated by reference herein).

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer prior to May 10, 2023 (see Exhibit 33.1)

33.3         K-Star Asset Management LLC, as General Special Servicer on and after May 10, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 33.1)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.11       K-Star Asset Management LLC, as Special Servicer of the Southcenter Mall Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.12       Wells Fargo Bank, National Association, as Trustee of the Southcenter Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Southcenter Mall Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Southcenter Mall Mortgage Loan (see Exhibit 33.6)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.17       CWCapital Asset Management LLC, as Special Servicer of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Trustee of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 90 North Campus Mortgage Loan (see Exhibit 33.1)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 90 North Campus Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.24       K-Star Asset Management LLC, as Special Servicer of the 90 North Campus Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.25       Wells Fargo Bank, National Association, as Trustee of the 90 North Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the 90 North Campus Mortgage Loan (see Exhibit 33.5)

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the 90 North Campus Mortgage Loan (see Exhibit 33.6)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 510 East 14th Street Mortgage Loan (see Exhibit 33.1)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 510 East 14th Street Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.31       K-Star Asset Management LLC, as Special Servicer of the 510 East 14th Street Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.32       Wells Fargo Bank, National Association, as Trustee of the 510 East 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the 510 East 14th Street Mortgage Loan (see Exhibit 33.5)

33.34       Pentalpha Surveillance LLC, as Operating Advisor of the 510 East 14th Street Mortgage Loan (see Exhibit 33.6)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Property Commerce Portfolio Mortgage Loan (see Exhibit 33.1)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Property Commerce Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.38       K-Star Asset Management LLC, as Special Servicer of the Property Commerce Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.39       Wells Fargo Bank, National Association, as Trustee of the Property Commerce Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Property Commerce Portfolio Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Property Commerce Portfolio Mortgage Loan (see Exhibit 33.6)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.1)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan prior to May 8, 2023 (see Exhibit 33.1)

33.45       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 (see Exhibit 33.3)

33.46       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harvey Building Products Mortgage Loan (see Exhibit 33.1)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Harvey Building Products Mortgage Loan prior to May 5, 2023 (see Exhibit 33.1)

33.52       K-Star Asset Management LLC, as Special Servicer of the Harvey Building Products Mortgage Loan on and after May 5, 2023 (see Exhibit 33.3)

33.53       Wells Fargo Bank, National Association, as Trustee of the Harvey Building Products Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Mortgage Loan (see Exhibit 33.5)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the Harvey Building Products Mortgage Loan (see Exhibit 33.6)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shoppes at Blackstone Mortgage Loan (see Exhibit 33.1)

33.58       Rialto Capital Advisors, LLC, as Special Servicer of The Shoppes at Blackstone Mortgage Loan

33.59       Wells Fargo Bank, National Association, as Trustee of The Shoppes at Blackstone Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of The Shoppes at Blackstone Mortgage Loan (see Exhibit 33.5)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of The Shoppes at Blackstone Mortgage Loan (see Exhibit 33.48)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 33.1)

33.64       Rialto Capital Advisors, LLC, as Special Servicer of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 33.58)

33.65       Wells Fargo Bank, National Association, as Trustee of the PCI Pharma Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 33.5)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 33.48)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Broadcasting Square Mortgage Loan (see Exhibit 33.1)

33.70       Rialto Capital Advisors, LLC, as Special Servicer of the Broadcasting Square Mortgage Loan (see Exhibit 33.58)

33.71       Wells Fargo Bank, National Association, as Trustee of the Broadcasting Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the Broadcasting Square Mortgage Loan (see Exhibit 33.5)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Broadcasting Square Mortgage Loan (see Exhibit 33.48)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cobb Place Mortgage Loan (see Exhibit 33.1)

33.76       Rialto Capital Advisors, LLC, as Special Servicer of the Cobb Place Mortgage Loan (see Exhibit 33.58)

33.77       Wells Fargo Bank, National Association, as Trustee of the Cobb Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the Cobb Place Mortgage Loan (see Exhibit 33.5)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the Cobb Place Mortgage Loan (see Exhibit 33.48)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.81       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan

33.82       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan

33.83       Wells Fargo Bank, National Association, as Trustee of the Bellagio Hotel and Casino Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.5)

33.85       Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.48)

33.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.87       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 33.81)

33.88       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

33.89       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

33.90       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.91       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.81)

33.93       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.81)

33.94       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

33.95       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 33.5)

33.96       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 33.48)

33.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.98       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.81)

33.99       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.82)

33.100     Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.101     Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 33.5)

33.102     Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan (see Exhibit 33.6)

33.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.104     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 560 Mission Street Mortgage Loan (see Exhibit 33.1)

33.105     KeyBank National Association, as Special Servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023 (see Exhibit 33.81)

33.106     Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 (Omitted. See Explanatory Notes.)

33.107     Wells Fargo Bank, National Association, as Trustee of the 560 Mission Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.108     Wells Fargo Bank, National Association, as Custodian of the 560 Mission Street Mortgage Loan (see Exhibit 33.5)

33.109     Park Bridge Lender Services LLC, as Operating Advisor of the 560 Mission Street Mortgage Loan (see Exhibit 33.48)

33.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer prior to May 10, 2023 (see Exhibit 34.1)

34.3         K-Star Asset Management LLC, as General Special Servicer on and after May 10, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 34.1)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.11       K-Star Asset Management LLC, as Special Servicer of the Southcenter Mall Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.12       Wells Fargo Bank, National Association, as Trustee of the Southcenter Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Southcenter Mall Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Southcenter Mall Mortgage Loan (see Exhibit 34.6)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.17       CWCapital Asset Management LLC, as Special Servicer of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Trustee of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 90 North Campus Mortgage Loan (see Exhibit 34.1)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 90 North Campus Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.24       K-Star Asset Management LLC, as Special Servicer of the 90 North Campus Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.25       Wells Fargo Bank, National Association, as Trustee of the 90 North Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the 90 North Campus Mortgage Loan (see Exhibit 34.5)

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the 90 North Campus Mortgage Loan (see Exhibit 34.6)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 510 East 14th Street Mortgage Loan (see Exhibit 34.1)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 510 East 14th Street Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.31       K-Star Asset Management LLC, as Special Servicer of the 510 East 14th Street Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.32       Wells Fargo Bank, National Association, as Trustee of the 510 East 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the 510 East 14th Street Mortgage Loan (see Exhibit 34.5)

34.34       Pentalpha Surveillance LLC, as Operating Advisor of the 510 East 14th Street Mortgage Loan (see Exhibit 34.6)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Property Commerce Portfolio Mortgage Loan (see Exhibit 34.1)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Property Commerce Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.38       K-Star Asset Management LLC, as Special Servicer of the Property Commerce Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.39       Wells Fargo Bank, National Association, as Trustee of the Property Commerce Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Property Commerce Portfolio Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Property Commerce Portfolio Mortgage Loan (see Exhibit 34.6)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.1)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan prior to May 8, 2023 (see Exhibit 34.1)

34.45       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 (see Exhibit 34.3)

34.46       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harvey Building Products Mortgage Loan (see Exhibit 34.1)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Harvey Building Products Mortgage Loan prior to May 5, 2023 (see Exhibit 34.1)

34.52       K-Star Asset Management LLC, as Special Servicer of the Harvey Building Products Mortgage Loan on and after May 5, 2023 (see Exhibit 34.3)

34.53       Wells Fargo Bank, National Association, as Trustee of the Harvey Building Products Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Mortgage Loan (see Exhibit 34.5)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the Harvey Building Products Mortgage Loan (see Exhibit 34.6)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shoppes at Blackstone Mortgage Loan (see Exhibit 34.1)

34.58       Rialto Capital Advisors, LLC, as Special Servicer of The Shoppes at Blackstone Mortgage Loan

34.59       Wells Fargo Bank, National Association, as Trustee of The Shoppes at Blackstone Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of The Shoppes at Blackstone Mortgage Loan (see Exhibit 34.5)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of The Shoppes at Blackstone Mortgage Loan (see Exhibit 34.48)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 34.1)

34.64       Rialto Capital Advisors, LLC, as Special Servicer of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 34.58)

34.65       Wells Fargo Bank, National Association, as Trustee of the PCI Pharma Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 34.5)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 34.48)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Broadcasting Square Mortgage Loan (see Exhibit 34.1)

34.70       Rialto Capital Advisors, LLC, as Special Servicer of the Broadcasting Square Mortgage Loan (see Exhibit 34.58)

34.71       Wells Fargo Bank, National Association, as Trustee of the Broadcasting Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the Broadcasting Square Mortgage Loan (see Exhibit 34.5)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Broadcasting Square Mortgage Loan (see Exhibit 34.48)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cobb Place Mortgage Loan (see Exhibit 34.1)

34.76       Rialto Capital Advisors, LLC, as Special Servicer of the Cobb Place Mortgage Loan (see Exhibit 34.58)

34.77       Wells Fargo Bank, National Association, as Trustee of the Cobb Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the Cobb Place Mortgage Loan (see Exhibit 34.5)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the Cobb Place Mortgage Loan (see Exhibit 34.48)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.81       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan

34.82       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan

34.83       Wells Fargo Bank, National Association, as Trustee of the Bellagio Hotel and Casino Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.5)

34.85       Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.48)

34.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.87       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 34.81)

34.88       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

34.89       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

34.90       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.91       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.81)

34.93       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.81)

34.94       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

34.95       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 34.5)

34.96       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 34.48)

34.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.98       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.81)

34.99       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.82)

34.100     Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.101     Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 34.5)

34.102     Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan (see Exhibit 34.6)

34.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.104     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 560 Mission Street Mortgage Loan (see Exhibit 34.1)

34.105     KeyBank National Association, as Special Servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023 (see Exhibit 34.81)

34.106     Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 (Omitted. See Explanatory Notes.)

34.107     Wells Fargo Bank, National Association, as Trustee of the 560 Mission Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.108     Wells Fargo Bank, National Association, as Custodian of the 560 Mission Street Mortgage Loan (see Exhibit 34.5)

34.109     Park Bridge Lender Services LLC, as Operating Advisor of the 560 Mission Street Mortgage Loan (see Exhibit 34.48)

34.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer prior to May 10, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as General Special Servicer on and after May 10, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.8         K-Star Asset Management LLC, as Special Servicer of the Southcenter Mall Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       CWCapital Asset Management LLC, as Special Servicer of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 90 North Campus Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 90 North Campus Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.13       K-Star Asset Management LLC, as Special Servicer of the 90 North Campus Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 510 East 14th Street Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 510 East 14th Street Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.16       K-Star Asset Management LLC, as Special Servicer of the 510 East 14th Street Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Property Commerce Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Property Commerce Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.19       K-Star Asset Management LLC, as Special Servicer of the Property Commerce Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan prior to May 8, 2023 (see Exhibit 35.1)

35.22       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 (see Exhibit 35.3)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harvey Building Products Mortgage Loan (see Exhibit 35.1)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Harvey Building Products Mortgage Loan prior to May 5, 2023 (see Exhibit 35.1)

35.25       K-Star Asset Management LLC, as Special Servicer of the Harvey Building Products Mortgage Loan on and after May 5, 2023 (see Exhibit 35.3)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shoppes at Blackstone Mortgage Loan (see Exhibit 35.1)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of The Shoppes at Blackstone Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the PCI Pharma Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Broadcasting Square Mortgage Loan (see Exhibit 35.1)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Broadcasting Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cobb Place Mortgage Loan (see Exhibit 35.1)

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the Cobb Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan

35.35       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 35.34)

35.37       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

35.38       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

35.39       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 35.34)

35.40       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 35.34)

35.41       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 35.34)

35.42       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

35.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 560 Mission Street Mortgage Loan (see Exhibit 35.1)

35.44       KeyBank National Association, as Special Servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023 (see Exhibit 35.34)

35.45       Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 19, 2024