Form 10-K
period 2025-12-31
GS Mortgage Securities Trust 2020-GC45
filed 2026-03-11
CIK 1798388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not applicable.

EXPLANATORY NOTES

The Southcenter Mall Mortgage Loan, the Starwood Industrial Portfolio Mortgage Loan, the 90 North Campus Mortgage Loan, the 510 East 14th Street Mortgage Loan and the Property Commerce Portfolio Mortgage Loan, which constituted approximately 4.5%, 4.5%, 3.8%, 2.6% and 2.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Southcenter Mall Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Starwood Industrial Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the 90 North Campus Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the 510 East 14th Street Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (e) with respect to the Property Commerce Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Southcenter Mall Mortgage Loan, the Starwood Industrial Portfolio Mortgage Loan, the 90 North Campus Mortgage Loan, the 510 East 14th Street Mortgage Loan and the Property Commerce Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan and the Cobb Place Mortgage Loan, which constituted approximately 3.8%, 2.6%, 2.3% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan and the Cobb Place Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Shoppes at Blackstone Valley Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity, (b) with respect to the PCI Pharma Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Broadcasting Square Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (d) with respect to the Cobb Place Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the COMM 2019-GC44 Mortgage Trust transaction, Commission File Number 333-226943-05 (the “COMM 2019-GC44 Transaction”). These loan combinations, including The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan and the Cobb Place Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2019-GC44 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 560 Mission Street Mortgage Loan, The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Harvey Building Products Mortgage Loan, the 19100 Ridgewood Mortgage Loan and the Cobb Place Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 1633 Broadway Mortgage Loan, the 560 Mission Street Mortgage Loan, the Bellagio Hotel and Casino Mortgage Loan, The Shoppes at Blackstone Valley Mortgage Loan, the Parkmerced Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Harvey Building Products Mortgage Loan and the Cobb Place Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the 560 Mission Street Mortgage Loan, the Bellagio Hotel and Casino Mortgage Loan, The Shoppes at Blackstone Valley Mortgage Loan, the Parkmerced Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the 19100 Ridgewood Mortgage Loan and the Cobb Place Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the 1633 Broadway Mortgage Loan, the Bellagio Hotel and Casino Mortgage Loan, the 650 Madison Avenue Mortgage Loan and the Parkmerced Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Cobb Place Mortgage Loan and The Shoppes at Blackstone Valley Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

Wells Fargo Bank, National Association acts as trustee of the Starwood Industrial Portfolio Mortgage Loan, the Southcenter Mall Mortgage Loan, the 90 North Campus Mortgage Loan, the 510 East 14th Street Mortgage Loan, the Property Commerce Portfolio Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Harvey Building Products Mortgage Loan, the Bellagio Hotel and Casino Mortgage Loan, The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Cobb Place Mortgage Loan, the Parkmerced Mortgage Loan, the 1633 Broadway Mortgage Loan and the 560 Mission Street Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the GSMS 2019-GC42 Transaction, the pooling and servicing agreement for the Benchmark 2019-B14 Transaction, the trust and servicing agreement for the BX 2019-OC11 Transaction, the pooling and servicing agreement for the COMM 2019-GC44 Transaction, the trust and servicing agreement for the MRCD 2019-PARK Transaction, the trust and servicing agreement for the BWAY 2019-1633 Transaction and the pooling and servicing agreement for the Benchmark 2020-B16 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Starwood Industrial Portfolio Mortgage Loan, the Southcenter Mall Mortgage Loan, the 90 North Campus Mortgage Loan, the 510 East 14th Street Mortgage Loan, the Property Commerce Portfolio Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Harvey Building Products Mortgage Loan, the Bellagio Hotel and Casino Mortgage Loan, The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Cobb Place Mortgage Loan, the Parkmerced Mortgage Loan, the 1633 Broadway Mortgage Loan and the 560 Mission Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 19100 Ridgewood Mortgage Loan, the Harvey Building Products Mortgage Loan, the Bellagio Hotel and Casino Mortgage Loan, The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Cobb Place Mortgage Loan, the Parkmerced Mortgage Loan, the 1633 Broadway Mortgage Loan, the 560 Mission Street Mortgage Loan and the 650 Madison Avenue Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Starwood Industrial Portfolio Mortgage Loan, the 650 Madison Avenue Mortgage Loan, the Bellagio Hotel and Casino Mortgage Loan, the 1633 Broadway Mortgage Loan, The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the 560 Mission Street Mortgage Loan, the Parkmerced Mortgage Loan and the Cobb Place Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the 560 Mission Street Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Starwood Industrial Portfolio Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025, Green Loan Services LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 and the Parkmerced Mortgage Loan and Citibank, N.A., as custodian of the 650 Madison Avenue Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the 560 Mission Street Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Starwood Industrial Portfolio Mortgage Loan, Situs Holdings, LLC as special servicer of the Bellagio Hotel and Casino Mortgage Loan and the 1633 Broadway Mortgage Loan, and Rialto Capital Advisors, LLC as special servicer of The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Cobb Place Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 and Green Loan Services LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 and the Parkmerced Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

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

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Shoppes at Blackstone Valley Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan and the Cobb Place Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2019-GC44 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2019-GC44 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2019-GC44 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.46       Wells Fargo Bank, National Association, as Trustee of the Harvey Building Products Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Harvey Building Products Mortgage Loan (see Exhibit 33.5)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shoppes at Blackstone Valley Mortgage Loan (see Exhibit 33.1)

33.51       Rialto Capital Advisors, LLC, as Special Servicer of The Shoppes at Blackstone Valley Mortgage Loan

33.52       Wells Fargo Bank, National Association, as Trustee of The Shoppes at Blackstone Valley Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of The Shoppes at Blackstone Valley Mortgage Loan (see Exhibit 33.4)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of The Shoppes at Blackstone Valley Mortgage Loan (see Exhibit 33.42)

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

33.77       Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.4)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.42)

33.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.80       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 33.74)

33.81       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 (Omitted. See Explanatory Notes.)

33.82      Green Loan Services LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 (Omitted. See Explanatory Notes.)

33.83       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.74)

33.86       Green Loan Services LLC, as Special Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.46       Wells Fargo Bank, National Association, as Trustee of the Harvey Building Products Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Harvey Building Products Mortgage Loan (see Exhibit 34.5)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shoppes at Blackstone Valley Mortgage Loan (see Exhibit 34.1)

34.51       Rialto Capital Advisors, LLC, as Special Servicer of The Shoppes at Blackstone Valley Mortgage Loan

34.52       Wells Fargo Bank, National Association, as Trustee of The Shoppes at Blackstone Valley Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of The Shoppes at Blackstone Valley Mortgage Loan (see Exhibit 34.4)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of The Shoppes at Blackstone Valley Mortgage Loan (see Exhibit 34.42)

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

34.77       Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.4)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.42)

34.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.80       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 34.74)

34.81       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 (Omitted. See Explanatory Notes.)

34.82      Green Loan Services LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 (Omitted. See Explanatory Notes.)

34.83       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.74)

34.86       Green Loan Services LLC, as Special Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.18       K-Star Asset Management LLC, as Special Servicer of the Harvey Building Products Mortgage Loan (see Exhibit 35.2)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shoppes at Blackstone Valley Mortgage Loan (see Exhibit 35.1)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of The Shoppes at Blackstone Valley Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Cobb Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan

35.28       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 35.27)

35.30       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 (Omitted. See Explanatory Notes.)

35.31      Green Loan Services LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 (Omitted. See Explanatory Notes.)

35.32       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 35.27)

35.33       Green Loan Services LLC, as Special Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 11, 2026